Form 10-K
period 2004-12-31
MASTR Asset Securitization Trust 2004-8
filed 2005-03-31
CIK 1299255

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-106982-34


        MASTR Asset Securitization Trust
        Mortgage Pass-Through Certificates
        Series 2004-8

     (Exact name of registrant as specified in its charter)


   New York                                         54-2157847
  (State or other jurisdiction of                   54-2157849
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 17.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Bank One, N.A., as Servicer, a/k/a Chase Manhattan Mtg Corp <F1>
      b) Cendant Mortgage Corp, as Servicer <F1>
      c) Chase Manhattan Mtg Corp, as Servicer <F1>
      d) CitiMortgage Inc. MO., as Servicer <F1>
      e) Downey Savings, as Servicer <F1>
      f) GMAC Mortgage Corp, as Servicer <F1>
      g) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      h) Provident Funding Assoc. LLP, as Servicer <F1>
      i) Washington Mutual Bank, F.A., as Servicer <F1>
      j) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      k) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Bank One, N.A., as Servicer, a/k/a Chase Manhattan Mtg Corp <F1>
      b) Cendant Mortgage Corp, as Servicer <F1>
      c) Chase Manhattan Mtg Corp, as Servicer <F1>
      d) CitiMortgage Inc. MO., as Servicer <F1>
      e) Downey Savings, as Servicer <F1>
      f) GMAC Mortgage Corp, as Servicer <F1>
      g) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      h) Provident Funding Assoc. LLP, as Servicer <F1>
      i) Washington Mutual Bank, F.A., as Servicer <F1>
      j) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      k) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Bank One, N.A., as Servicer, a/k/a Chase Manhattan Mtg Corp <F1>
      b) Cendant Mortgage Corp, as Servicer <F1>
      c) Chase Manhattan Mtg Corp, as Servicer <F1>
      d) CitiMortgage Inc. MO., as Servicer <F1>
      e) Downey Savings, as Servicer <F1>
      f) GMAC Mortgage Corp, as Servicer <F1>
      g) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      h) Provident Funding Assoc. LLP, as Servicer <F1>
      i) Washington Mutual Bank, F.A., as Servicer <F1>
      j) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      k) Wells Fargo Bank, N.A., as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


     (99.5) Reliance Certifications Mandated under the Pooling and Servicing
            Agreement for the year ended December 31, 2004


      a) Bank One, N.A., as Servicer a/k/a Chase Manhattan Mtg Corp <F2>
      b) Cendant Mortgage Corp, as Servicer <F2>
      c) Chase Manhattan Mtg Corp, as Servicer <F2>
      d) CitiMortgage Inc. MO., as Servicer <F2>
      e) Downey Savings, as Servicer <F2>
      f) GMAC Mortgage Corp, as Servicer <F2>
      g) Greenpoint Mortgage Funding, Inc., as Servicer <F2>
      h) Provident Funding Assoc. LLP, as Servicer <F2>
      i) Washington Mutual Bank, F.A., as Servicer <F2>
      j) Washington Mutual Mtg Sec Corp, as Servicer <F2>
      k) Wells Fargo Bank, N.A., as Servicer <F2>


  <F1> Filed herewith.

  <F2> Certification has been received.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    MASTR Asset Securitization Trust
    Mortgage Pass-Through Certificates
    Series 2004-8
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Michael Watchke, Vice President

  By: /s/ Michael Watchke, Vice President

  Dated:March 31, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  MASTR Asset Securitization Trust (the"Trust")

  Mortgage Pass-Through Certificates
  Series 2004-8

  I, Michael Watchke, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the Trust Administrator by the Master Servicer under the Pooling and Servicing Agreement for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the Servicers under the Servicing Agreements and based upon my knowledge and the annual compliance review required under the Servicing Agreements, and except as disclosed in the reports, each Servicer has fulfilled its obligations under the related Servicing Agreement; and

  5. The reports disclose all significant deficiencies relating to each Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedures as set forth in the related Servicing Agreement that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Bank One, N.A. a/k/a Chase Manhattan Mtg Corp as Servicer, Cendant Mortgage Corp as Servicer, Chase Manhattan Mtg Corp as Servicer, CitiMortgage Inc. (MO) as Servicer, Downey Savings as Servicer, GMAC Mortgage Corp as Servicer, Greenpoint Mortgage Funding,
     Inc. as Servicer, Provident Funding Assoc. LLP as Servicer, Washington Mutual Bank, F.A. as Servicer, Washington Mutual Mtg Sec Corp as Servicer.

     Capitalized terms used but not defined herein have the meanings assigned in the Pooling and Servicing Agreement dated as of July 1, 2004 (the "Pooling and Servicing Agreement" ) among Mortgage Asset Securitization Transactions, Inc., as depositor, UBS Real Estate Securities Inc., as transferor, Wells Fargo Bank, N.A., as master servicer, trust administrator, and as a custodian, U.S. Bank National Association, as a custodian and Wachovia Bank, National Association, as trustee.

     Date:March 31, 2005

     /s/ Michael Watchke
     Signature

     Vice President
     Title


  EX-99.1 (a)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000



Report of Independent Auditors


To the Board of Directors and Stockholder of Chase Home Finance LLC:


We have examined management's assertion about Chase Home Finance LLC's (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 11, 2005


(logo) JPMorganChase


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 11, 2005


As of and for the year ended December 31, 2004, Chase Home Finance LLC (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards
(the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.



/s/ Thomas L. Wind
Thomas L. Wind
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Scott Powell
Scott Powell
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Terry L. Gentry
Terry L. Gentry
SVP of Servicing
Chase Home Finance LLC





  EX-99.1 (b)
(logo) Deloitte

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, NJ 08540
USA

Tel: +1 609 514 3600
www.deloitte.com



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Cendant Mortgage Corporation:


We have examined Cendant Mortgage Corporation's (the "Company") compliance with its established minimum servicing standards described in the accompanying Management's Assertion, dated February 28, 2005, as of and for the year ended December 31, 2004. Management is responsible for compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

Our examination disclosed the following instance of material noncompliance with the reconciliation of custodial bank accounts applicable to the Company during the year ended December 31, 2004. The Company did not comply with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date and the requirement to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, as set forth in Appendix I.


/s/ Deloitte & Touche LLP

February 28, 2005



Member of
Deloitte Touche Tohmatsu




APPENDIX I

MINIMUM SERVICING STANDARDS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
    * be mathematically accurate;
    * be prepared within forty-five (45) calendar days after the cutoff date;
    * be reviewed and approved by someone other than the person who prepared the reconciliation; and
    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III DISBURSEMENTS

1. Disbursement made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.  Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON DEMAND service. For more information, contact MBA.)

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (c)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000



Report of Independent Auditors


To the Board of Directors and Stockholder of Chase Home Finance LLC:


We have examined management's assertion about Chase Home Finance LLC's (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 11, 2005


(logo) JPMorganChase


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 11, 2005


As of and for the year ended December 31, 2004, Chase Home Finance LLC (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards
(the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.



/s/ Thomas L. Wind
Thomas L. Wind
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Scott Powell
Scott Powell
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Terry L. Gentry
Terry L. Gentry
SVP of Servicing
Chase Home Finance LLC





  EX-99.1 (d)
(logo)KPMG


KPMG LLP
Suite 900
10 South Broadway
St. Louis, MO 63102-1761


Telephone  314 444 1400
Fax        314 444 1470
Internet   www.us.kpmg.com

Independent Accountants' Report

The Boards of Directors
CitiMortgage, Inc. and CitiMortgage Asset Management, Inc.:

We have examined management's assertion, included in the accompanying management assertion, that CitiMortgage, Inc. and subsidiaries and CitiMortgage Asset Management, Inc. (collectively referred to as the Company), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP

St. Louis, Missouri
March 4, 2005




KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (e)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568



Independent Accountants' Report


The Board of Directors
Downey Financial Corp.:

We have examined management's assertion, included in the accompanying Management's Report on Compliance with Minimum Servicing Standards, that Downey Financial Corp. and subsidiaries (Downey) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2004. Management is responsible for Downey's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Downey's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Downey's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Downey's compliance with the minimum servicing standards.

In our opinion, management's assertion that Downey complied with the aforementioned minimum servicing standards during the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ KPMG LLP


March 1, 2005





  EX-99.1 (f)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
125 High Street
Boston, MA 02110-1707
Telephone (617) 530 5000
Facsimile (617) 530 5001
www.pwc.com



Report of Independent Auditors


To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.


Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.


Our examination identified certain instances of non compliance with USAP as it relates to Section I - Custodial Bank Accounts. Specifically, there were bank accounts over the course of several months where the Company was not in full compliance with USAP requirements as it related to the preparation of custodial bank reconciliations within 45 calendar days of cutoff as well as the resolution of reconciling items within 90 calendar days of original identification. The Company remediated the issues related to the preparation of custodial bank accounts reconciliations within 45 calendar days as of December 31, 2004. These instances of non compliance as well as management's remediation status are more fully described in management's assertion, which is set forth in Exhibit 1.



In our opinion, management's assertion that the Company complied with the aforementioned standards except for the instances of non compliance related to Section I - Custodial Bank Accounts as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP


March 18, 2005





  EX-99.1 (g)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105



Independent Accountants' Report


The Board of Directors
North Fork Bancorporation, Inc.:


We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.

Management identified the following material noncompliance with minimum servicing standards over mortgage payments as of and for the year ended December 31, 2004. The mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month.

In our opinion, except for the material noncompliance described in the third paragraph, management's assertion that GreenPoint Mortgage Funding, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP


March 17, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (h)
(logo) Grant Thornton

Accountants and Business Advisors


Report of Independent Accountants on Compliance with USAP Minimum Servicing Standards


To the Partners of
Provident Funding Group, Inc.:

We have examined management's assertion about Provident Funding Group, Inc. and its subsidiary's ("PFG") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004, included in the accompanying management assertion
(see Exhibit I). Management is responsible for PFG's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about PFG's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about PFG's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on PFG's compliance with the minimum servicing standards.

In our opinion, management's assertion that PFG complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ Grant Thorton LLP

San Francisco, California
February 25, 2005



Suite 2300
One California Street
San Francisco, CA 94111
T 415.986.3900
F 415.986.3916
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International





  EX-99.1 (i)
(logo) Deloitte

Deloitte & Touche LLP
Suite 3300
925 Fourth Avenue
Seattle, WA 98104-1126
USA
Tel: *1 206 716 7000
www.deloitte.com



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Washington Mutual Bank, FA and Subsidiaries

We have examined management's assertion that Washington Mutual Bank, FA and Subsidiaries (the "Company") has complied as of and for the year ended December 31, 2004, with its established minimum servicing standards for single family residential mortgages identified in the accompanying Management's Assertion, dated March 7, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board, and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects based on the criteria set forth in Appendix I.


/s/ Deloitte & Touche LLP

March 7, 2005

Member of
Deloitte Touche Tohmatsu





Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2004, Washington Mutual Bank, FA and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company (as subsidiary of Washington Mutual, Inc.) was covered by a fidelity bond in the amount of $110 million and errors and omissions policy in the amount of $20 million.

/s/ Craig Chapman
Craig Chapman
President
Commercial Banking

/s/ Conrad Vasquez
Conrad Vasquez
Senior Vice President
Home Loans-Service Delivery

/s/ Dyan Beito
Dyan Beito
Division Executive
Service Delivery and Enterprise Contact Center


March 7, 2005


1201 3rd Avenue
Seattle, WA 98101



Washington Mutual

WASHINGTON MUTUAL BANK, FA AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS





Washington Mutual

WASHINGTON MUTUAL BANK, FA AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS


I.   CUSTODIAL BANK ACCOUNTS

  1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

     * be mathematically accurate;

     * be prepared within forty-five (45) calendar days after the cutoff date;

     * be reviewed and approved by someone other than the person who prepared the reconciliation; and

     * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

  2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

  3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

  4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

  1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

  2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

  3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

  4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

  1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

  2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

  3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

  4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

  5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

  6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

  1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

  1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

  2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

  3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

  4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  DELINQUENCIES

  1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

  1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




1201 3rd Avenue
Seattle, WA 98101





  EX-99.1 (j)
(logo) Deloitte

Deloitte & Touche LLP
Suite 3300
925 Fourth Avenue
Seattle, WA 98104-1126
USA
Tel: +1 206 716 7000
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholder
Washington Mutual Mortgage Securities Corp.

We have examined management's assertion that Washington Mutual Mortgage Securities Corp. (the "Company") has complied as of and for the year ended December 31, 2004, with its established minimum servicing standards in its role as master servicer, described in the accompanying Management's Assertion, dated March 7, 2005, for the series of certificates included in the accompanying Appendix I. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects, based on the criteria set forth in Appendix II.


/s/ Deloitte & Touche LLP

March 7, 2005



Member of
Deloitte Touche Tohmatsu


Washington Mutual


MANAGEMENT'S ASSERTION


As of and for the year ended December 31, 2004, Washington Mutual Mortgage Securities Corp. (the "Company") has complied, in all material respects in its role as master servicer, with the Company's established minimum servicing standards as set forth in Appendix II.

As of and for this same period, the Company (as subsidiary of Washington Mutual, Inc.) was covered by a fidelity bond in the amount of $110 million and errors and omissions policy in the amount of 20 million.



/s/ Michael Parker
Michael Parker
President
Washington Mutual Mortgage Securities Corp.



/s/ Thomas Lehman
Thomas Lehmann
First Vice President
Washington Mutual Mortgage Securities Corp.


March 7, 2005



1201 3rd Avenue
Seattle, WA 98101




WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX I: SERIES OF CERTIFICATES


SERVICING AGREEMENT, dated February 1, 1997, Residential Mortgage Loans, Bank Atlantic 1998-WH1 between Washington Mutual Mortgage Securities Corp. ("WMMSC") f/k/a PNCMSC and Bank Atlantic.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Bank Atlantic 2004-WH25 between WMMSC and Bank Atlantic.

FLOW SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Bank of America Flow Agreement between WMMSC and Bank of America.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Bank of New York 2004-WH12 between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Bank of New York 2004-WH3 between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC1985-PR3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated February 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-PR1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated February 1, 1996, Mortgage Pass-Through Certificate, Series PNCMSC 1996-1, between WMMSC f/k/a PNCMSC and Bank United Financial Corp.

PARTICIPATION AGREEMENT, dated July 1, 1995, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and Chase Bank of Texas, NA.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR2, between WMMSC Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-29, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated September 1, 2000, Mortgage Pass-Through Certificate, Series DLJ ABS 2000-3, between WMMSC and The Chase Manhattan Bank.

POOLING AND SERVICING AGREEMENT, dated December 1, 1997, Mortgage Pass-Through Certificate, Series 1997 BWH-2, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.


POOLING AND SERVICING AGREEMENT, dated February 1, 1998, Mortgage Pass-Through Certificate, Series 1998 BWH-1, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series Chase 1998-S7, between WMMSC f/k/a PNCMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series Chase 2001-S7, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series Chase 2002-S6, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S7, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S9, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S11, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR9, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR11, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB1, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB2, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB3, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S1, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass-Through Certificate, Series Chase 2001-S5, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 1997, Mortgage Pass-Through Certificate, Series PNCMSC 1997-MS1, between WMMSC f/k/a PNCMSC and Crestar Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated July 1, 1982, Mortgage Pass-Through Certificate, Series SMSC 1982-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated October 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-2-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-2-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM P-1-1-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM S-1-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM S-2-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-11 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-15 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-20 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-22 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-23 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-5 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated April 1, 1985, Residential Mortgage Loans, Series SMSC 1985- PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated January 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-3 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PA3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1986, Residential Mortgage Loans, Series SMSC 1986- PA6, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-B, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-C, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated December 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1987, Residential Mortgage Loans, Series SMSC 1987- PA7, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated October 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA9 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR10, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR11, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR13, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1988, Mortgage Pass-Through Certificate, Series SMSC 1988-A, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PA10 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated August 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA2 B ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1989, Residential Mortgage Loans, Series SMSC 1989-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated October 1, 1989, Residential Mortgage Loans, Series SMSC 1989-PA2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1992, Mortgage Pass-Through Certificate, Series SMSC 1992-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1993, Residential Mortgage Loans, Series SMSC 1993-PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series 1998-3 Impac, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH11, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH9, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-6AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-7AR, between WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series Thornburg 2001-1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series Thornburg 2001-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series Thornburg 2003-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series TMA 1998-1, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR15, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR16, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR17, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR18, between WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR19, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR9, between WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR8, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH14, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated December 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH16, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series Telebanc 1999- WH3, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series Telebanc 1999- WH3B, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH13, between WMMSC and EMC Mortgage Corp.


SERVICING AGREEMENT, dated September 1, 2000, Residential Mortgage Loans, Series New York Life 2000-WH9, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated January 1, 2002, Residential Mortgage Loans, Series New York Life 2002-WH1, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated September 1, 1999, Residential Mortgage Loans, Series 1999-WH12, between WMMSC and First Union National Bank.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH39, between WMMSC and Greenpoint Bank.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series CSFB ARMT 2004-5, between WMMSC and HSBC Bank-USA, National Association.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH27, between WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH37, between WMMSC and Hudson City Savings Bank.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA6 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage and JP Morgan Chase.

SERVICING AGREEMENT, dated December 1, 1999, Residential Mortgage Loans, Series 1999-WH15 between WMMSC f/k/a PNCMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead I, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead II, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead III, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series CBASS 2004-RP1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-26, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR14, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-10, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-30, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-34, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-9, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR13, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR21, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR25, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR27, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR31, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-17, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-29, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR15, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR18, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR20, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2000, Mortgage Pass-Through Certificate, Series DLJABS 2000-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series FNT 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series FNT 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2000, Mortgage Pass-Through Certificate, Series PNCMT 2000-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-5, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series AMAC 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass-Through Certificate, Series FNT 1999-2, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series FNT 1999-3, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2000, Mortgage Pass-Through Certificate, Series FNT 2000-1, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-3, between WMMSC and Bank One, National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-10, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-21, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-23, between WMMSC and Bank One National Association.


POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-25, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-27, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR2, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-R4, between WMMSC and LaSalle Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB4, between WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH29, between WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH38, between WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH9, between WMMSC f/k/a PNCMSC and Matrix Capital Bank.

SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC and Net Bank.

SERVICING AGREEMENT, dated September 1, 1997, Residential Mortgage Loans, Series 1997-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated April 1, 1998, Residential Mortgage Loans, Series 1998-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH8, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated August 1, 2002, Residential Mortgage Loans, Series 2002-WH11, between WMMSC and Raymond James Bank.

SERVICING AGREEMENT, dated December 1, 2003, Residential Mortgage Loans, Series 2003-WH2O, between WMMSC and Raymond James Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH10, between WMMSC and Raymond James Bank.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH12, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated February 1, 1999, Residential Mortgage Loans, Series 1999-WH1, between WMMSC f/k/a PNCMSC and Sovereign Bank.


SERVICING AGREEMENT, dated July 1, 1998, Residential Mortgage Loans, Series DLJ 1998-WH7, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series Sovereign 1998-WH13, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4A, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series 1999-WH4B, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH4C, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4D, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4E, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4F, between WMMSC f/lc/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4H, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated August 1, 1999, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated August 1, 1999, Residential Mortgage Loans, Series 1999-WH4K, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated September 1, 1999, Residential Mortgage Loans, Series 1999-WH4L, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH1, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH2, between WMMSC f/k/a PNCMSC and Sovereign Bank.

PARTICIPATION AGREEMENT, dated November 1, 1994, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.


PARTICIPATION AGREEMENT, dated June 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1999, Residential Mortgage Loans, Series PNCMSC 1996-PAA, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series PNCMSC 1997-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-14, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-7, between WMMSC JP f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust. .

POOLING AND SERVICING AGREEMENT, dated October 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust. .

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-3, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.


POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-5, between WMMSC i%k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-6, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-A, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-FSB-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated October 1, 2000, Residential Mortgage Loans, Series 2000-WH12, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated November 1, 2000, Residential Mortgage Loans, Series 2000-WH14, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, Series 2000-WH15, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated July 1, 2000, Residential Mortgage Loans, Series 2000-WH7, between WMMSC and State Street Bank.

FLOW SERVICING AGREEMENT, dated April 1, 2001, Residential Mortgage Loans, Series 2001-FL1, between WMMSC and State Street Bank.


POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass-Through Certificate, Series WMMSC 2001-MS11, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated February 1, 2001, Residential Mortgage Loans, Series 2001-RP1, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated January 1, 2001, Residential Mortgage Loans, Series 2001-WH3, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated November 1, 2002, Residential Mortgage Loans, Series 2002-WH15, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Series 2002-W}119, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Series 2002-WH2O, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated March 1, 2002, Residential Mortgage Loans, Series 2002-WH3, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated March 1, 2002, Residential Mortgage Loans, Series 2002-WH4, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans, Series 2002-WH5, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans, Series 2002-WH6, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans, Series 2002-WH7, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated May 1, 2002, Residential Mortgage Loans, Series 2002-WH8, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated January 1, 2003, Residential Mortgage Loans, Series 2003-WH2, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH8, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series ABNMC 2001-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series ABNMC 2001-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series AMAC 2002-9, between WMMSC and State Street Bank & Trust.


SERVICING AGREEMENT, dated June 1, 2002, Residential Mortgage Loans, Series CSFB 2002-WH9, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series HMSI 1998-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1996, Residential Mortgage Loans, Series MLCC/1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series PNC/ABN AMRO, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series PNCBK 2001-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series UBS MALT 2002-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS14, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS15, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS1, between WMMSC and State Street Bank & Trust.


POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-3, between WMMSC and State Street Bank & Trust.


POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-S3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated October 1, 2002, Residential Mortgage Loans, Series WMMSC 2002-WH13, between WMMSC and State Street Bank.


POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series Telebanc I, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series Telebanc II, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series Telebanc III, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series 1999-Al Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series 1999-A2 Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass-Through Certificate, Series Indy Mac Rast A3, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass-Through Certificate, Series Indy Mac Rast, between WMMSC f/k/a PNCMSC and Bank of New York.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series 2003-WH18, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated December 1, 2003, Residential Mortgage Loans, Series 2003-WH19, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated January 1, 2003, Residential Mortgage Loans, Series 2003-WH1, between WMMSC and Treasury Bank.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series 2003-WH12, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series 2003-WH14, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated January 1, 2004, Residential Mortgage Loans, Series 2004-WH1, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH11, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH14, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH17, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated June 1, 2004, Residential Mortgage Loans, Series 2004-WH19, between WMMSC and U.S. Bank Corporate Trust Services.


SERVICING AGREEMENT, dated January 1, 2004, Residential Mortgage Loans, Series 2004-WH2, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH20, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated August 1, 2004, Residential Mortgage Loans, Series 2004-WH21, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH23, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH24, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated August 1, 2004, Residential Mortgage Loans, Series 2004-WH28, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH32, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH33, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH35, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH42, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH6, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated March 1, 2004, Residential Mortgage Loans, Series 2004-WH7, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH9, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-11, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage
Pass-Through Certificate, Series ABN AMRO 2003-12, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-13, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-3, between WMMSC and U.S. Bank Corporate Trust Services.


POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-4, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S2, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S3, between WMMSC and U.S. Bank Corporate Trust Services.

FLOW SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America, NA.

SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH11, between WMMSC and CSFB.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH13, between WMMSC and CSFB.

SERVICING AGREEMENT, dated July 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH15, between WMMSC and CSFB.

SERVICING AGREEMENT, dated August 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH16, between WMMSC and CSFB.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH17, between WMMSC and CSFB.

SERVICING AGREEMENT, dated February 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH7, between WMMSC and CSFB.

SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH8, between WMMSC and CSFB.

FLOW SERVICING AGREEMENT, dated May 1, 2000, Residential Mortgage Loans, Series DLJ Flow Pool, between WMMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated October 1, 1999, Residential Mortgage Loans, Series 1999-WH14, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH30, between WMMSC and CSFB f/k/a DLJMC.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH10, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series PNCMSC 1993-PA2A, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series PNCMSC 1993-PA2B, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated April 1, 1994, Mortgage Pass-Through Certificate, Series PNCMSC 1994-2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 1994, Mortgage Pass-Through Certificate, Series PNCMSC 1994-4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated February 1, 1994, Residential Mortgage Loans, Series PNCMSC 1994-PA1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated June 1, 1998, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1995, Residential Mortgage Loans, Series PNCMSC 1995-PA2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 1995, Mortgage Pass-Through Certificate, Series PNCMSC 1995-PR1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1996, Mortgage Pass-Through Certificate, Series PNCMSC 1996-2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated January 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PAl0, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated March 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA9, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated February 1, 1998, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated December 1, 1997, Residential Mortgage Loans, Series 1997-BWH2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 1997, Mortgage Pass-Through Certificate, Series CMC 1997-H, between WMMSC f/k/a PNCMSC and U.S. Bank National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 1997, Mortgage Pass-Through Certificate, Series PNCMSC 1997-PR1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


SERVICING AGREEMENT, dated June 1, 1997, Residential Mortgage Loans, Series 1997-WH2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-WH3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated October 1, 1997, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated May 1, 1998, Residential Mortgage Loans, Series 1998-WH6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-5, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated February 1, 1998, Mortgage Pass-Through Certificate, Series 1998- BWH1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 1997, Mortgage Pass-Through Certificate, Series CMC 1997-2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR26, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR30, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-3, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-5, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-6, between WMMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-7, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-8, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR2, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR3, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR5, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR6, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR7, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR8, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT2, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series SASCO 2002-26, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series SBMSI 2002-HYB1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association as Trustee and Citibank, N.A. as Trust Administrator.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-11, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-12, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-13, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-8, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-12, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-10, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-11, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-9, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS5, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS8, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS9, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S2, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S3, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S10, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S12, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S13, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S5, between WMMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-S6, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S8, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR28, between WMMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated October 1, 2000, Residential Mortgage Loans, Series 2000-WH13, between WMMSC f/k/a PNCMSC and Virtual Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Series 2002-WH17, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-WH5, between WMMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH16, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH18, between WMMSC f/k/a PNCMSC and Bay View Financial Training Group.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH31, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH40, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated November 1, 2002, Residential Mortgage Loans, Series Bay View Call Pool, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH5, between WMMSC f/k/a PNCMSC and Wachovia Bank, N.A

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-4, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-D, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-C, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-D, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series Bay View 2004-C, between WMMSC and Wachovia Bank, N.A.


POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series Bay View 2004-D, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-1, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-10, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-2, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-4, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-5, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-6, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-9, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-10, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-11, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-7, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-8, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-9, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-1, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-2, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-4, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-5, between WMMSC and Wachovia Bank, N.A.


POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-6, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-8, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series GSR 2004-6F, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series BAFC 2003-3, between WMMSC and Wells Fargo Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-3, between WMMSC and Wells Fargo Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series MLMI 2001-1 WM1, between WMMSC and Wells Fargo Bank Minnesota, NA.

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Indianapolis (FHLB).

SERVICING AGREEMENT, dated February 1, 2001, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Seattle (FHLB).

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Cincinnati (FHLB).

MASTER SERVICING AGREEMENT, dated July 23, 2003, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Atlanta (FHLB).

SERVICING AGREEMENT, dated April 1, 2001, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH26, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH34, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH36, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH41, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH43, between WMMSC and Washington Mutual Bank, N.A.


SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH44, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH45, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series WAMU 2003-WH10, between WMMSC and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH4, between WMMSC and Merrill Lynch.

FLOW SERVICING AGREEMENT, dated October 1, 2002, Residential Mortgage Loans, Series UBS Flow Agreement, between WMMSC and UBS Real Estate Securities, Inc.

TRUST AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-RS 1, between WMMSC and Citibank, NA.

TRUST AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-RS2, between WMMSC and Citibank, NA.




WASHINGTON MUTUAL

WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX II: MINIMUM SERVICING STANDARDS


I.   RECONCILIATIONS

     A. Reconciliations shall be prepared on a monthly basis for all clearing accounts. These reconciliations shall:

        1) Be mathematically accurate.

        2) Be prepared within forty-five (45) calendar days after each clearing account's statement cutoff date.

        3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanations for reconciling items.

     B. Reconciling items shall be resolved within ninety (90) calendar days of their original identification.

II.  SUBSERVICER REMITTANCES

     A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable clearing account within one business day of receipt.

     B. Remittances from subservicers shall be reconciled to applicable loan records maintained by Washington Mutual Mortgage Securities Corp. ("WMMSC") during the appropriate accounting cycle.

     C. Reconciliations shall be performed monthly for each subservicer remittance. These reconciliations shall:

        1) Be mathematically accurate.

        2) Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

     A. Disbursements to trustees, paying agents, and investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

     B. Disbursements from the clearing accounts for amounts remitted to trustees, paying agents, and investors, per our monthly reports to those entities, shall agree with the bank statements for the clearing accounts.

     C. Only permitted withdrawals shall be made from the clearing accounts.

     D. Disbursements to trustees, paying agents, and investors from clearing accounts, made via wire transfer, shall be made only by authorized personnel.

IV.  INVESTOR ACCOUNTING AND REPORTING

     Statements to the trustees, paying agents, and investors shall be provided with each monthly distribution, in accordance with applicable pooling and servicing agreements, detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V.   MORTGAGOR LOAN ACCOUNTING

     Loan records maintained by WMMSC shall agree with, or reconcile within material amounts to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI.  DELINQUENCIES

     Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. The number and aggregate principal balances of delinquent mortgage loans contained in these reports shall be included in our monthly statements to the trustees, paying agents, and investors

VII. INSURANCE POLICIES

     A fidelity bond and an errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented in management's assertion.




1201 3rd Avenue
Seattle, WA 98101





  EX-99.1 (k)
(logo) KPMG


KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:


We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP


February 23, 2005





  EX-99.2 (a)
(logo) JPMorganChase


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 11, 2005


As of and for the year ended December 31, 2004, Chase Home Finance LLC (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards
(the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.



/s/ Thomas L. Wind
Thomas L. Wind
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Scott Powell
Scott Powell
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Terry L. Gentry
Terry L. Gentry
SVP of Servicing
Chase Home Finance LLC





  EX-99.2 (b)
Cendant Mortgage
3000 Leadenhall Road
Mt. Laurel, NJ 08054

(logo) CENDANT
       Mortgage

February 28, 2005



As of and for the year ended December 31, 2004, Cendant Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for as discussed below.

During the year ended December 31, 2004, the Company determined it was materially non-compliant with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date and the requirement to identify and resolve reconciling items within 90 calendar days as specified by the minimum servicing standards.

The Company has undertaken remediation activities to address this material instance of non-compliance as of December 31, 2004.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $160 million and $20 million, respectively.



Cendant Mortgage Corporation

/s/ Terence Edwards
Terence W. Edwards
President and Chief Executive Officer


/s/ Mark Danahy
Mark Danahy
Senior Vice President and Chief Financial Officer


/s/ Martin L. Foster
Martin L. Foster
Senior Vice President - Loan Servicing





  EX-99.2 (c)
(logo) JPMorganChase


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 11, 2005


As of and for the year ended December 31, 2004, Chase Home Finance LLC (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards
(the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.



/s/ Thomas L. Wind
Thomas L. Wind
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Scott Powell
Scott Powell
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Terry L. Gentry
Terry L. Gentry
SVP of Servicing
Chase Home Finance LLC





  EX-99.2 (d)
(logo)
citimortgage

CitiMortgage,Inc.
1000 Technology Drive
Mail Station 820
0'Fallon, Missouri 63304


MANAGEMENT ASSERTION


As of and for the year ended December 31, 2004, CitiMortgage, Inc. and subsidiaries and CitiMortgage Asset Management, Inc. (collectively referred to as the Company) has complied, in all material respects, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy or $300 million and errors and omissions policy in the amount of $50 million.



Very truly yours,


By: /s/ David Schneider
David Schneider, President & Chief Operating Officer of CitiMortgage, Inc.



By: /s/ Bill Beckmann
Bill Beckmann, President of Citigroup Real Estate Servicing and Technology


By:/s/ Arlene Hyde
Arlene Hyde, Managing Director Servicing Division of Citigroup Real Estate Servicing and Technology

By:/s/ Paul Ince
Paul Ince, Chief Financial Officer of CitiMortgage, Inc.


March 4, 2005

(logo) A member of citigroup





  EX-99.2 (e)
(logo) DOWNEY SAVINGS
downeysavings.com

Management Assertion


As of and for the year ended December 31, 2004, Downey Savings and Loan Association, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Downey Savings and Loan Association, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $30,000,000 and $5,000,000 respectively.


/s/ John Gatzke
John Gatzke, Executive Vice President

/s/ 3/11/05
Date



Downey Savings and Loan Association, F.A.
P.O. Box 6060 * Newport Beach, California 92658-6060 * (949) 854-3100
Express Mail Delivery: 3501 Jamboree Road * Newport Beach, California 92660-2980


(logo) FDIC Insured





  EX-99.2 (f)
(logo) GMAC Mortgage

Exhibit 1


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 18, 2005

As of and for the year ended December 31, 2004, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP" except as follows:
Section I - Custodial Bank Accounts requires that reconciliations be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be prepared within forty-five (45) calendar days after the cutoff date and reconciling items resolved within ninety (90) calendar days of their original identification.


Subsequent to the Company's servicing platform conversion that took place in January of 2004, and as a result of temporary reporting challenges resulting from this conversion, there were bank accounts over the course of several months where the Company was not in full compliance with USAP requirements as it related to the preparation of custodial bank reconciliations within 45 calendar days of cutoff as well as the resolution of reconciling items within 90 calendar days of original identification.


The Company remediated the issues related to the preparation of custodial bank accounts reconciliations within 45 calendar days as of December 31, 2004. The Company has subsequently, in 2005, remediated the resolution of reconciling items within 90 calendar days of original identification.


As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $300,000,000 and $100,000,000, respectively.


GMAC Mortgage
Finance Department
4 Walnut Grove Drive
Horsham, PA 19044


/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp



/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp


/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp


/s/ Jim Hillsman
Jim Hillsman
Chief Financial Officer
GMAC Residential Holding Corp





  EX-99.2 (g)
PO Box 84013
Columbus, GA 31908-4013

(logo) GreenPoint Mortgage

Servicing Division

Management Assertion

March 17, 2005


As of and for the year ended December 31, 2004, GreenPoint Mortgage Funding, Inc. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for the following:

  * In certain circumstances, the mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month. This error was identified by Management and the systemic issue that caused the incorrect calculation of interest was resolved prior to the issuance of this letter.

As of and for the year ended December 31, 2004, the Company had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000 and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.

Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer



/s/ S.A. Ibrahim
S.A Ibrahim
Chief Executive Officer


/s/ Mike De Francesco
Mike De Francesco
Senior Vice President - Loan Administration


/s/ David Petrini
Dave Petrini
Chief Financial Officer





  EX-99.2 (h)
Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


As of and for the year ended December 31, 2004 Provident Funding Group, Inc. and its subsidiary ("PFG") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, PFG had in effect a fidelity bond and mortgagees' errors and omissions policy in the amounts of $30,000,000 and $10,000,000, respectively.


/s/ R.Craig Pica
R.Craig Pica
Chief Executive Officer


/s/ Michelle Blake
Michelle Blake
Chief Financial Officer





  EX-99.2 (i)
Washington Mutual


MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2004, Washington Mutual Bank, FA and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company (as subsidiary of Washington Mutual, Inc.) was covered by a fidelity bond in the amount of $110 million and errors and omissions policy in the amount of $20 million.



/s/ Craig Chapman
Craig Chapman
President
Commercial Banking


/s/ Conrad Vasquez
Conrad Vasquez
Senior Vice President
Home Loans-Service Delivery


/s/ Dyan Beito
Dyan Beito
Division Executive
Service Delivery and Enterprise Contact Center


March 7, 2005



1201 3rd Avenue
Seattle, WA 98101



Washington Mutual

WASHINGTON MUTUAL BANK, FA AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS


I.   CUSTODIAL BANK ACCOUNTS

  1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

     * be mathematically accurate;

     * be prepared within forty-five (45) calendar days after the cutoff date;

     * be reviewed and approved by someone other than the person who prepared the reconciliation; and

     * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

  2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

  3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

  4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

  1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

  2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

  3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

  4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

  1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

  2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

  3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

  4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

  5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

  6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

  1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

  1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

  2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

  3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

  4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  DELINQUENCIES

  1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

  1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




1201 3rd Avenue
Seattle, WA 98101





  EX-99.2 (j)
Washington Mutual


MANAGEMENT'S ASSERTION


As of and for the year ended December 31, 2004, Washington Mutual Mortgage Securities Corp. (the "Company") has complied, in all material respects in its role as master servicer, with the Company's established minimum servicing standards as set forth in Appendix II.

As of and for this same period, the Company (as subsidiary of Washington Mutual, Inc.) was covered by a fidelity bond in the amount of $110 million and errors and omissions policy in the amount of 20 million.



/s/ Michael Parker
Michael Parker
President
Washington Mutual Mortgage Securities Corp.



/s/ Thomas Lehman
Thomas Lehmann
First Vice President
Washington Mutual Mortgage Securities Corp.


March 7, 2005



1201 3rd Avenue
Seattle, WA 98101




WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX I: SERIES OF CERTIFICATES


SERVICING AGREEMENT, dated February 1, 1997, Residential Mortgage Loans, Bank Atlantic 1998-WH1 between Washington Mutual Mortgage Securities Corp. ("WMMSC") f/k/a PNCMSC and Bank Atlantic.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Bank Atlantic 2004-WH25 between WMMSC and Bank Atlantic.

FLOW SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Bank of America Flow Agreement between WMMSC and Bank of America.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Bank of New York 2004-WH12 between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Bank of New York 2004-WH3 between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC1985-PR3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated February 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-PR1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated February 1, 1996, Mortgage Pass-Through Certificate, Series PNCMSC 1996-1, between WMMSC f/k/a PNCMSC and Bank United Financial Corp.

PARTICIPATION AGREEMENT, dated July 1, 1995, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and Chase Bank of Texas, NA.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR2, between WMMSC Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-29, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated September 1, 2000, Mortgage Pass-Through Certificate, Series DLJ ABS 2000-3, between WMMSC and The Chase Manhattan Bank.

POOLING AND SERVICING AGREEMENT, dated December 1, 1997, Mortgage Pass-Through Certificate, Series 1997 BWH-2, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.


POOLING AND SERVICING AGREEMENT, dated February 1, 1998, Mortgage Pass-Through Certificate, Series 1998 BWH-1, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series Chase 1998-S7, between WMMSC f/k/a PNCMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series Chase 2001-S7, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series Chase 2002-S6, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S7, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S9, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S11, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR9, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR11, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB1, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB2, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB3, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S1, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass-Through Certificate, Series Chase 2001-S5, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 1997, Mortgage Pass-Through Certificate, Series PNCMSC 1997-MS1, between WMMSC f/k/a PNCMSC and Crestar Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated July 1, 1982, Mortgage Pass-Through Certificate, Series SMSC 1982-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated October 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-2-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-2-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM P-1-1-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM S-1-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM S-2-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-11 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-15 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-20 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-22 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-23 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-5 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated April 1, 1985, Residential Mortgage Loans, Series SMSC 1985- PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated January 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-3 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PA3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1986, Residential Mortgage Loans, Series SMSC 1986- PA6, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-B, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-C, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated December 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1987, Residential Mortgage Loans, Series SMSC 1987- PA7, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated October 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA9 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR10, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR11, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR13, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1988, Mortgage Pass-Through Certificate, Series SMSC 1988-A, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PA10 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated August 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA2 B ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1989, Residential Mortgage Loans, Series SMSC 1989-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated October 1, 1989, Residential Mortgage Loans, Series SMSC 1989-PA2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1992, Mortgage Pass-Through Certificate, Series SMSC 1992-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1993, Residential Mortgage Loans, Series SMSC 1993-PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series 1998-3 Impac, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH11, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH9, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-6AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-7AR, between WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series Thornburg 2001-1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series Thornburg 2001-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series Thornburg 2003-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series TMA 1998-1, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR15, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR16, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR17, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR18, between WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR19, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR9, between WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR8, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH14, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated December 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH16, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series Telebanc 1999- WH3, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series Telebanc 1999- WH3B, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH13, between WMMSC and EMC Mortgage Corp.


SERVICING AGREEMENT, dated September 1, 2000, Residential Mortgage Loans, Series New York Life 2000-WH9, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated January 1, 2002, Residential Mortgage Loans, Series New York Life 2002-WH1, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated September 1, 1999, Residential Mortgage Loans, Series 1999-WH12, between WMMSC and First Union National Bank.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH39, between WMMSC and Greenpoint Bank.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series CSFB ARMT 2004-5, between WMMSC and HSBC Bank-USA, National Association.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH27, between WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH37, between WMMSC and Hudson City Savings Bank.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA6 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage and JP Morgan Chase.

SERVICING AGREEMENT, dated December 1, 1999, Residential Mortgage Loans, Series 1999-WH15 between WMMSC f/k/a PNCMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead I, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead II, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead III, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series CBASS 2004-RP1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-26, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR14, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-10, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-30, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-34, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-9, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR13, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR21, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR25, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR27, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR31, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-17, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-29, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR15, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR18, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR20, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2000, Mortgage Pass-Through Certificate, Series DLJABS 2000-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series FNT 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series FNT 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2000, Mortgage Pass-Through Certificate, Series PNCMT 2000-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-5, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series AMAC 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass-Through Certificate, Series FNT 1999-2, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series FNT 1999-3, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2000, Mortgage Pass-Through Certificate, Series FNT 2000-1, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-3, between WMMSC and Bank One, National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-10, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-21, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-23, between WMMSC and Bank One National Association.


POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-25, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-27, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR2, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-R4, between WMMSC and LaSalle Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB4, between WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH29, between WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH38, between WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH9, between WMMSC f/k/a PNCMSC and Matrix Capital Bank.

SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC and Net Bank.

SERVICING AGREEMENT, dated September 1, 1997, Residential Mortgage Loans, Series 1997-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated April 1, 1998, Residential Mortgage Loans, Series 1998-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH8, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated August 1, 2002, Residential Mortgage Loans, Series 2002-WH11, between WMMSC and Raymond James Bank.

SERVICING AGREEMENT, dated December 1, 2003, Residential Mortgage Loans, Series 2003-WH2O, between WMMSC and Raymond James Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH10, between WMMSC and Raymond James Bank.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH12, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated February 1, 1999, Residential Mortgage Loans, Series 1999-WH1, between WMMSC f/k/a PNCMSC and Sovereign Bank.


SERVICING AGREEMENT, dated July 1, 1998, Residential Mortgage Loans, Series DLJ 1998-WH7, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series Sovereign 1998-WH13, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4A, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series 1999-WH4B, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH4C, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4D, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4E, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4F, between WMMSC f/lc/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4H, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated August 1, 1999, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated August 1, 1999, Residential Mortgage Loans, Series 1999-WH4K, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated September 1, 1999, Residential Mortgage Loans, Series 1999-WH4L, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH1, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH2, between WMMSC f/k/a PNCMSC and Sovereign Bank.

PARTICIPATION AGREEMENT, dated November 1, 1994, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.


PARTICIPATION AGREEMENT, dated June 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1999, Residential Mortgage Loans, Series PNCMSC 1996-PAA, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series PNCMSC 1997-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-14, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-7, between WMMSC JP f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust. .

POOLING AND SERVICING AGREEMENT, dated October 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust. .

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-3, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.


POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-5, between WMMSC i%k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-6, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-A, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-FSB-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated October 1, 2000, Residential Mortgage Loans, Series 2000-WH12, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated November 1, 2000, Residential Mortgage Loans, Series 2000-WH14, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, Series 2000-WH15, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated July 1, 2000, Residential Mortgage Loans, Series 2000-WH7, between WMMSC and State Street Bank.

FLOW SERVICING AGREEMENT, dated April 1, 2001, Residential Mortgage Loans, Series 2001-FL1, between WMMSC and State Street Bank.


POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass-Through Certificate, Series WMMSC 2001-MS11, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated February 1, 2001, Residential Mortgage Loans, Series 2001-RP1, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated January 1, 2001, Residential Mortgage Loans, Series 2001-WH3, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated November 1, 2002, Residential Mortgage Loans, Series 2002-WH15, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Series 2002-W}119, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Series 2002-WH2O, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated March 1, 2002, Residential Mortgage Loans, Series 2002-WH3, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated March 1, 2002, Residential Mortgage Loans, Series 2002-WH4, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans, Series 2002-WH5, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans, Series 2002-WH6, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans, Series 2002-WH7, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated May 1, 2002, Residential Mortgage Loans, Series 2002-WH8, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated January 1, 2003, Residential Mortgage Loans, Series 2003-WH2, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH8, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series ABNMC 2001-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series ABNMC 2001-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series AMAC 2002-9, between WMMSC and State Street Bank & Trust.


SERVICING AGREEMENT, dated June 1, 2002, Residential Mortgage Loans, Series CSFB 2002-WH9, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series HMSI 1998-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1996, Residential Mortgage Loans, Series MLCC/1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series PNC/ABN AMRO, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series PNCBK 2001-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series UBS MALT 2002-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS14, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS15, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS1, between WMMSC and State Street Bank & Trust.


POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-3, between WMMSC and State Street Bank & Trust.


POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-S3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated October 1, 2002, Residential Mortgage Loans, Series WMMSC 2002-WH13, between WMMSC and State Street Bank.


POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series Telebanc I, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series Telebanc II, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series Telebanc III, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series 1999-Al Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series 1999-A2 Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass-Through Certificate, Series Indy Mac Rast A3, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass-Through Certificate, Series Indy Mac Rast, between WMMSC f/k/a PNCMSC and Bank of New York.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series 2003-WH18, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated December 1, 2003, Residential Mortgage Loans, Series 2003-WH19, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated January 1, 2003, Residential Mortgage Loans, Series 2003-WH1, between WMMSC and Treasury Bank.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series 2003-WH12, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series 2003-WH14, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated January 1, 2004, Residential Mortgage Loans, Series 2004-WH1, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH11, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH14, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH17, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated June 1, 2004, Residential Mortgage Loans, Series 2004-WH19, between WMMSC and U.S. Bank Corporate Trust Services.


SERVICING AGREEMENT, dated January 1, 2004, Residential Mortgage Loans, Series 2004-WH2, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH20, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated August 1, 2004, Residential Mortgage Loans, Series 2004-WH21, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH23, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH24, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated August 1, 2004, Residential Mortgage Loans, Series 2004-WH28, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH32, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH33, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH35, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH42, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH6, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated March 1, 2004, Residential Mortgage Loans, Series 2004-WH7, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH9, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-11, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage
Pass-Through Certificate, Series ABN AMRO 2003-12, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-13, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-3, between WMMSC and U.S. Bank Corporate Trust Services.


POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-4, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S2, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S3, between WMMSC and U.S. Bank Corporate Trust Services.

FLOW SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America, NA.

SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH11, between WMMSC and CSFB.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH13, between WMMSC and CSFB.

SERVICING AGREEMENT, dated July 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH15, between WMMSC and CSFB.

SERVICING AGREEMENT, dated August 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH16, between WMMSC and CSFB.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH17, between WMMSC and CSFB.

SERVICING AGREEMENT, dated February 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH7, between WMMSC and CSFB.

SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH8, between WMMSC and CSFB.

FLOW SERVICING AGREEMENT, dated May 1, 2000, Residential Mortgage Loans, Series DLJ Flow Pool, between WMMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated October 1, 1999, Residential Mortgage Loans, Series 1999-WH14, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH30, between WMMSC and CSFB f/k/a DLJMC.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH10, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series PNCMSC 1993-PA2A, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series PNCMSC 1993-PA2B, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated April 1, 1994, Mortgage Pass-Through Certificate, Series PNCMSC 1994-2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 1994, Mortgage Pass-Through Certificate, Series PNCMSC 1994-4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated February 1, 1994, Residential Mortgage Loans, Series PNCMSC 1994-PA1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated June 1, 1998, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1995, Residential Mortgage Loans, Series PNCMSC 1995-PA2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 1995, Mortgage Pass-Through Certificate, Series PNCMSC 1995-PR1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1996, Mortgage Pass-Through Certificate, Series PNCMSC 1996-2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated January 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PAl0, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated March 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA9, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated February 1, 1998, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated December 1, 1997, Residential Mortgage Loans, Series 1997-BWH2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 1997, Mortgage Pass-Through Certificate, Series CMC 1997-H, between WMMSC f/k/a PNCMSC and U.S. Bank National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 1997, Mortgage Pass-Through Certificate, Series PNCMSC 1997-PR1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


SERVICING AGREEMENT, dated June 1, 1997, Residential Mortgage Loans, Series 1997-WH2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-WH3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated October 1, 1997, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated May 1, 1998, Residential Mortgage Loans, Series 1998-WH6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-5, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated February 1, 1998, Mortgage Pass-Through Certificate, Series 1998- BWH1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 1997, Mortgage Pass-Through Certificate, Series CMC 1997-2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR26, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR30, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-3, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-5, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-6, between WMMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-7, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-8, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR2, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR3, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR5, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR6, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR7, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR8, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT2, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series SASCO 2002-26, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series SBMSI 2002-HYB1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association as Trustee and Citibank, N.A. as Trust Administrator.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-11, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-12, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-13, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-8, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-12, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-10, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-11, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-9, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS5, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS8, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS9, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S2, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S3, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S10, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S12, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S13, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S5, between WMMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-S6, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S8, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR28, between WMMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated October 1, 2000, Residential Mortgage Loans, Series 2000-WH13, between WMMSC f/k/a PNCMSC and Virtual Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Series 2002-WH17, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-WH5, between WMMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH16, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH18, between WMMSC f/k/a PNCMSC and Bay View Financial Training Group.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH31, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH40, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated November 1, 2002, Residential Mortgage Loans, Series Bay View Call Pool, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH5, between WMMSC f/k/a PNCMSC and Wachovia Bank, N.A

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-4, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-D, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-C, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-D, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series Bay View 2004-C, between WMMSC and Wachovia Bank, N.A.


POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series Bay View 2004-D, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-1, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-10, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-2, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-4, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-5, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-6, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-9, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-10, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-11, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-7, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-8, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-9, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-1, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-2, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-4, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-5, between WMMSC and Wachovia Bank, N.A.


POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-6, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-8, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series GSR 2004-6F, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series BAFC 2003-3, between WMMSC and Wells Fargo Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-3, between WMMSC and Wells Fargo Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series MLMI 2001-1 WM1, between WMMSC and Wells Fargo Bank Minnesota, NA.

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Indianapolis (FHLB).

SERVICING AGREEMENT, dated February 1, 2001, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Seattle (FHLB).

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Cincinnati (FHLB).

MASTER SERVICING AGREEMENT, dated July 23, 2003, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Atlanta (FHLB).

SERVICING AGREEMENT, dated April 1, 2001, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH26, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH34, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH36, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH41, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH43, between WMMSC and Washington Mutual Bank, N.A.


SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH44, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH45, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series WAMU 2003-WH10, between WMMSC and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH4, between WMMSC and Merrill Lynch.

FLOW SERVICING AGREEMENT, dated October 1, 2002, Residential Mortgage Loans, Series UBS Flow Agreement, between WMMSC and UBS Real Estate Securities, Inc.

TRUST AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-RS 1, between WMMSC and Citibank, NA.

TRUST AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-RS2, between WMMSC and Citibank, NA.




WASHINGTON MUTUAL

WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX II: MINIMUM SERVICING STANDARDS


I.   RECONCILIATIONS

     A. Reconciliations shall be prepared on a monthly basis for all clearing accounts. These reconciliations shall:

        1) Be mathematically accurate.

        2) Be prepared within forty-five (45) calendar days after each clearing account's statement cutoff date.

        3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanations for reconciling items.

     B. Reconciling items shall be resolved within ninety (90) calendar days of their original identification.

II.  SUBSERVICER REMITTANCES

     A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable clearing account within one business day of receipt.

     B. Remittances from subservicers shall be reconciled to applicable loan records maintained by Washington Mutual Mortgage Securities Corp. ("WMMSC") during the appropriate accounting cycle.

     C. Reconciliations shall be performed monthly for each subservicer remittance. These reconciliations shall:

        1) Be mathematically accurate.

        2) Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

     A. Disbursements to trustees, paying agents, and investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

     B. Disbursements from the clearing accounts for amounts remitted to trustees, paying agents, and investors, per our monthly reports to those entities, shall agree with the bank statements for the clearing accounts.

     C. Only permitted withdrawals shall be made from the clearing accounts.

     D. Disbursements to trustees, paying agents, and investors from clearing accounts, made via wire transfer, shall be made only by authorized personnel.

IV.  INVESTOR ACCOUNTING AND REPORTING

     Statements to the trustees, paying agents, and investors shall be provided with each monthly distribution, in accordance with applicable pooling and servicing agreements, detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V.   MORTGAGOR LOAN ACCOUNTING

     Loan records maintained by WMMSC shall agree with, or reconcile within material amounts to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI.  DELINQUENCIES

     Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. The number and aggregate principal balances of delinquent mortgage loans contained in these reports shall be included in our monthly statements to the trustees, paying agents, and investors

VII. INSURANCE POLICIES

     A fidelity bond and an errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented in management's assertion.




1201 3rd Avenue
Seattle, WA 98101





  EX-99.2 (k)
(logo) Wells Fargo Home Mortgage

1 Home Campus
Des Moines, IA 50328


Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A


As of and for the year ended December 31, 2004, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.


/s/ Michael J. Heid
February 23, 2005
Michael J. Heid, Division President, Capital Markets, Finance, & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Franklin R. Codel
February 23. 2005
Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Michael Lepore
February 23. 2005
Michael Lepore, Executive Vice President, Institutional Lending
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Mary Coffin
February 23, 2005
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.



Wells Fargo Home Mortgage
Is a division of Wells Fargo Bank, N.A.





  EX-99.3 (a)
(logo) CHASE


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ Terry L. Gentry
Officer: Terry L. Gentry

Title: Senior Vice President

Date: March 15, 2005





  EX-99.3 (b)
PHH Mortgage Services

(logo) PHH


Wells Fargo Bank. N.A.
9062 Old Annapolis Rd.
Columbia, MD 21054
Attention: Kim


RE: Annual Statement as to Compliance

Investor number(s)/Deal name(s): as listed on the attached Schedule A

Dear Investor, Master Servicer or Trustee,

The undersigned officer certifies the following for PHH Mortgage Corp. f/k/a Cendant Mortgage Corp. for the 2004 calendar year. To the best of our knowledge:


a) The activities and performance of the Servicer during the preceding Fiscal year under the terms of the above Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide and to the best of my knowledge the Servicer has fulfilled all of its duties, responsibilities or obligations under this Agreement throughout such year, or if there has been default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank;
b) The Servicer is currently an approved FNMA or FHLMC Servicer in good standing:
c) The Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;
d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
   (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;
e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank;
f) All Custodial Accounts have been reconciled and are properly funded; and
g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified by

/s/ William E. Fricke, Jr.
William E. Fricke, Jr.
Assistant Vice President

3/15/05
Date:




PHH Mortgage Services

(logo) PHH

SCHEDULE A

BAY     2004-C          MARM    2004-3          THB     2004-1
BAY     2004-D          MARM    2004-4          THB     2004-2
BSA     2003-AC7        MARM    2004-5          WFMBS   2004-1
BSA     2004-AC1        MASTR   2003-10
BSA     2004-AC2        MASTR   2003-11
BSA     2004-AC4        MASTR   2003-12
BSA     2004-AC5        MASTR   2003-7
BSA     2004-AC6        MASTR   2003-8
BSL     2003-7          MASTR   2003-9
BSL     2004-12         MASTR   2004-1
BSL     2004-3          MASTR   2004-10
BSL     2004-4          MASTR   2004-11
BSL     2004-6          MASTR   2004-3
BST     2003-9          MASTR   2004-4
BST     2004-1          MASTR   2004-5
BST     2004-10         MASTR   2004-6
BST     2004-12         MASTR   2004-8
CSF     2004-1          MASTR   2004-9
CSF     2004-AR1        MLC     2004-1
CSF     2004-AR2        MLC     2004-A
HBV     2004-10         MLC     2004-B
JPMMT   2004-Al         MLC     2004-C
JPMMT   2004-A2         MLC     2004-D
JPMMT   2004-A3         MLC     2004-E
JPMMT   2004-A4         MLC     2004-F
JPMMT   2004-A5         MLC     2004-G
JPMMT   2004-A6         MLC     2004-HB1
JPMMT   2004-S2         MLM     2004-A01
MAL     2004-1          MSML    2004-10AR
MAL     2004-10         MSML    2004-11A
MAL     2004-11         MSML    2004-2AR
MAL     2004-12         MSML    2004-3
MAL     2004-13         MSML    2004-4
MAL     2004-3          MSML    2004-5AR
MAL     2004-4          MSML    2004-6AR
MAL     2004-5          MSML    2004-7AR
MAL     2004-6          MSML    2004-8AR
MAL     2004-7          MSML    2004-9
MAL     2004-8          MSSTA   2004-1
MAL     2004-9          PAM     2004-CL1
MARM    2004-1          PRM     2004-CL2
MARM    2004-10         SAIL    2004-7
MARM    2004-11         SAM     2004-AR1
MARM    2004-15         THB     2003-2
MARM    2004-2          THB     2003-5





  EX-99.3 (c)
(logo) CHASE


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ Terry L. Gentry
Officer: Terry L. Gentry

Title: Senior Vice President

Date: March 15, 2005





  EX-99.3 (d)
(logo) Citi


CitiMortgage, Inc.
P.O. Box 790013
M.S. 313
St. Louis, MO 63179-0013
www.citimortgage.com


March 11, 2005

WELLS FARGO BANK MINN. NA
9062 OLD ANAPOLIS RD
COLUMBIA, MD 21045


OFFICER'S CERTIFICATE


RE: Annual Statement as to Compliance:
See Attachment A

Dear Investor:

The activities CitiMortgage, Inc., has performed during the preceding calendar year, under the governing servicing agreement for the Investor Code above, have been conducted under my supervision. Based upon a review of those activities and to the best of my knowledge, CitiMortgage, Inc. has fulfilled all of its obligations under this servicing agreement.

CitiMortgage, Inc.



BY: /s/ Patsy M. Barker
Patsy M. Barker,
Vice President
CitiMortgage, Inc.


BY: /s/ Timothy Klingert
Timothy Klingert,
Vice President
CitiMortgage, Inc.




A member of citigroup (logo)

Attachment A
BAFC2004-2
BAY2002-C
BAY2003-A
BAY2003-E
BAY2003-F
BAY2003-F
BAY2003-G
BAY2004-A
BAY2004-C
BEARWHSE
BSAB01-AC1
BSAB02-AC1
BSAB03-AC5
BSAB2001-2
BSRT2001-4
CF1990BN-1
CF1991CI-1
CF1991CI-2
CF1991CI-3
CMLT04-HE1
CMLT2003-1
CMLT2004-1
CMLT2004-2
CSFBO4-4
CSFBO4-7
CSFBO4-8
FN1988-1
FN1989-1
FNMA200233
FNMA2002W8
FNT2001-3
FU-4700004
GEFLM15-2
GEWAREHOUS
GF1991-1
GRPRES
GS2003-3
GS2004-1
HAN1999-A
HAN1999-B
HARTX83-A
HLBPI-MPF
ICA1989-2
LEXR
MALT04-10
MALT04-11
MALT04-12
MALT04-13
MALT2003-5
MALT2003-6
MALT2003-7
MALT2003-8
MALT2003-9
MALT2004-1
MALT2004-2
MALT2004-3
MALT2004-4
MALT2004-5
MALT2004-6
MALT2004-7
MALT2004-8
MAST03-11
MAST03-12
MAST04-10
MAST04-11
MAST2003-7
MAST2003-8
MAST2004-3
MAST2004-5
MAST2004-6
MAST2004-8
MAST2004-9
MMWHSE
MS2004-3
MS2004-4
MSST2004-1
NAAC2004R2
NAAC2004R3
NATIONSBK
PHM95-W12
PHM96-W6
PRM04-CL1
PRM04-CL2
SAL2003-1
SAL2003-1
SALCGWHSE
SASCO02-9
SASI93-6
SMT92-11
SMT92-12
UCB4550001
UPS
USB
WFMB02-07
WFMB03-05
WFMB03-06





  EX-99.3 (e)
(logo) DOWNEY SAVINGS
downeysavings.com



Officer's Certificate

The undersigned Officer certifies the following for the 2004 fiscal year:

1. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the term of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Downey Savings and Loan Association, F.A.;

2. I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

3. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance coverage and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

4. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Private Mortgage Insurance (if applicable), with respect to each mortgaged property, have been paid and that all such insurance policies are in full force and effect;

5. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any mortgaged property, have been paid, or if any such costs or expenses have not been paid with respect to any mortgaged property, the reason for the non-payment has been reported to Downey Savings and Loan Association, F.A.;

6. Monthly payment adjustments for adjustable rate mortgage loans have been made according to the terms of the mortgage documents;

7. Escrow analysis has been performed in accordance with RESPA to ensure sufficient moneys are being collected in escrow for the current year;

8. All Custodial Accounts have been reconciled timely and are properly funded; and


9. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.



Certified By:

/s/ John Gatzke
John Gatzke

Executive Vice President


/s/ 3/11/05
Date


Downey Savings and Loan Association, F.A.
P.O. Box 6060 * Newport Beach, California 92658-6060 * (949) 854-3100
Express Mail Delivery: 3501 Jamboree Road * Newport Beach, California 92660-2980





  EX-99.3 (f)
(logo) GMAC Mortgage


March 10, 2005



WELLS FARGO BANK
SABRENIA L. FIKE
9062 OLD ANNAPOLS ROAD
COLUMBIA, MD 21045

Re: Annual Officers Statement of Compliance
    Year Ending 2004
    GMACM Investor Agreement # 41163






We hereby certify to the best of our knowledge and belief, that for the calendar year 2004:


1. A review of the activities of the Seller / Servicer and of performance according to the Seller / Servicer contract has been made with the undersigned Officer's knowledge.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller / Servicer has fulfilled all its obligations under the Guides for such year.
3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 60501H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
5. All property inspections have been completed as required.
6. Compliance relative to Adjustable Rate Mortgages has been met.
7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.


Servicer: GMAC Mortgage Corporation

By: /s/ Michael Kacergis

Name: Michael Kacergis

Title: Manager, Contract Administration
National Loan Administration Risk and Compliance


500 Enterprise Road
Suite 150
Horsham, PA 19044





  EX-99.3 (g)
PO Box 84013
Columbus GA 31908-4013
Tel. 800.784.5566

GreenPoint (logo) Mortgage


March 15, 2005



Wells Fargo Bank, National Association
9062 Old Annapolis Road
Columbia, Maryland 21045
Attn: Master Servicer

UBS Real Estate Securities, Inc.
1285 Avenue of the Americas
New York, New York 10019
Attn: Steven Warjanka

Mortgage Asset Securitizations Transactions, Inc.
1285 Avenue of the Americas
New York, New York 10019
Attn: Legal Department

Re: Annual Statement of Compliance pursuant to the Master Loan Purchase and Servicing Agreement by and between GreenPoint Mortgage Funding, Inc. and UBS Real Estate Securities, Inc. dated March 1, 2003, as amended ("the MLPS Agreement") and the Asset Securitization Trusts listed on Exhibit A hereto (each as "Agreement").


Ladies and Gentlemen:

Pursuant to each Agreement with respect to the above-referenced Agreements, the undersigned officer of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following (capitalized terms have the meanings used in the each Agreement):

1. A review of the activities of the Servicer and its performance under each Agreement during the preceding fiscal year has been made under the direct supervision of the undersigned officer; and

2. To the best knowledge of the undersigned officer, based upon such review, the Servicer has fulfilled all of its material obligations under each Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period.


Very truly yours,

GREENPOINT MORTGAGE
FUNDING, INC., as Servicer

By: /s/ Michael DeFrancesco
Name: Michael DeFrancesco
Title: Senior Vice President,
       Loan Administrator

Aviso Importante Para Las Personas Habla Espanol
Si usted no entiendo el contenido de esta carta por favor obtenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904
Customer Service Hours: Monday - Friday, 8:30 AM - 8:00 PM, Eastern www.greenpointservice.com




Exhibit A


MALT 2004 5
MALT 2004 6
MALT 2004 7
MALT 2004 8
MALT 2004 9
MALT 2004 10
MALT 2004 11
MALT 2004 12
MALT 2004 13
MARM 2004 4
MARM 2004 5
MARM 2004 6
MARM 2004 7
MARM 2004 8
MARM 2004 9
MARM 2004 10
MARM 2004 11
MARM 2004 12
MARM 2004 14
MARM 2004 15
MASTR 2004 4
MASTR 2004 5
MASTR 2004 7
MASTR 2004 8
MASTR 2004 9
MASTR 2004 10
MASTR 2004 11





  EX-99.3 (h)
(logo) Provident funding

Provident Funding
Loan Servicing Division


February 25, 2005


Annual Statement as to Compliance for
Various Publicly Traded Securities Per Exhibit "A"
Provident Funding Associates, L.P., Originator and Servicer:
Wells Fargo Bank Minnesota, N.A. Master Servicer



Officers' Certificate


I, Michelle Blake, Senior Vice President, do hereby certify that I am an authorized officer of Provident Funding Group, Inc., the general partner of Provident Funding Associates, L.P. ("Servicer"), that (i) I have reviewed the activities of the Servicer during the preceding calendar year and the performance of the Servicer under the above captioned Agreement which review was made under my supervision and (ii) to the best of my knowledge, and based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such year.



Provident Funding Associates, L.P.
By: Provident Funding Group, Inc., its General Partner


By: /s/ Michelle Blake
Michelle Blake, Senior Vice President



1235 N. Dutton Avenue Ste E Santa Rosa, CA 95401
P.O. Box 5914 Santa Rosa, CA 95402-5914
Phone # 800-696-8199
Fax # 707-547-4076


(logo) Provident funding

Provident Funding
Loan Servicing Division


Various Publicly Traded Securities Per Attachment "A"


SERIES

MALT04-10
MALT2004-2
MALT2004-3
MALT2004-6
MARM04-15
MARM2004-5
MARM2004-6
MARM2004-8
MAST03-10
MAST03-11
MAST03-12
MAST04-10
MAST2003-8
MAST2003-9
MAST2004-1
MAST2004-3
MAST2004-4
MAST2004-5
MAST2004-6
MAST2004-8
MAST2004-9



1235 N. Dutton Avenue Ste E Santa Rosa, CA 95401
Phone # 800-696-8199 Fax # 707-547-4076





  EX-99.3 (i)
OFFICER'S CERTIFICATE
ANNUAL STATEMENT OF COMPLIANCE


Reference is hereby made to MASTR Adjustable Rate Mortgages Trust Mortgage Pass-Through Certificates Series 2004-7, Series 2004-8, Series 2004-15, MASTR Asset Securitization Trust Mortgage Pass-Through Certificates Series 2003-8, Series 2003-12, Series 2004-1, Series 2004-3, Series 2004-6, Series 2004-8,
Series 2004-9, Series 2004-10, Series 2004-11, and MASTR Seasoned Securitization Trust Mortgage Pass-Through Certificates Series 2004-1 (each, a "Securitization"). Washington Mutual Bank, FA (the "Servicer") services mortgage loans in connection with the Securitizations (the "Mortgage Loans") pursuant to the terms of that certain Servicing Agreement dated as of June 1, 2002 between Washington Mutual Bank, FA (the "Servicer") and UBS Warburg Real Estate Securities, Inc. (the "Owner") (as from time to time amended or replaced by a reconstituted servicing or other successor servicing agreement, the "Servicing Agreement").

I, Conrad Vasquez, an authorized officer of the Servicer, certify for the benefit of the Master Servicer and the Trustee with respect to the calendar year immediately preceding the date of this Officer's Certificate (the "Relevant Year"), as follows:


1. A review of the activities of the Servicer during the Relevant Year and of performance under the Servicing Agreement has been made under my supervision;

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout the Relevant Year;

DATED as of March 11, 2005.

/s/ Conrad Vasquez

Name: Conrad Vasquez

Title: Senior Vice President





  EX-99.3 (j)
(logo) Washington Mutual
Mortgage Securities Corp.



Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Servicer Oversight Group

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:


(i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate;

(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.



Certified By:

/s/ Tammy Spriggs
Officer: Tammy Spriggs
First Vice President
Washington Mutual Mortgage Securities Corp.
March 30, 2005


Certified By:

By:/s/ Vanessa Danner
Officer: Vanessa Danner
Vice President
Washington Mutual Mortgage Securities Corp.
March 30, 2005





  EX-99.3 (k)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA  50328-0001



March 1, 2005


Re: 2004 Annual Certification


We hereby certify to the best of our knowledge and belief that for the calendar year of 2004:


1. All real estate taxes, bonds assessments and other lienable items have been paid.


2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).


3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

4. We have made all property inspections as required.


5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.


Sincerely,

/s/ John B. Brown


John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1-A-1                          1,369,272.29          1,969,830.67                 0.00              68,030,169.33
   2-A-1                          3,678,170.87          5,418,129.26                 0.00             172,952,870.74
   3-A-1                            742,561.73          3,717,124.63                 0.00              31,282,875.36
   4-A-1                            337,139.71          5,824,169.34                 0.00              12,280,830.66
   4-A-2                            839,046.40                  0.00                 0.00              41,089,000.00
   4-A-3                            950,275.33                  0.00                 0.00              46,536,000.00
   4-B-1                             11,936.45             11,212.42                 0.00                 577,787.58
   4-B-2                              4,336.84              4,073.78                 0.00                 209,926.22
   4-B-3                              3,911.27              3,674.03                 0.00                 189,325.98
   4-B-4                              2,371.08              2,227.26                 0.00                 114,772.75
   4-B-5                              2,391.33              2,246.28                 0.00                 115,753.71
   4-B-6                              1,095.06              1,028.63                 0.00                  53,006.98
   A-LR                                   0.20                 50.00                 0.00                       0.00
   A-UR                                   0.93                 50.00                 0.00                       0.00
   AX                                 9,532.55                  0.00                 0.00                 422,722.98
   B-1                               30,181.75             28,532.05                 0.00               1,453,467.94
   B-2                               12,097.13             11,435.93                 0.00                 582,564.07
   B-3                                9,042.30              8,548.07                 0.00                 435,451.93
   B-4                                6,048.57              5,717.96                 0.00                 291,282.04
   B-5                                6,028.21              5,698.72                 0.00                 290,301.29
   B-6                                3,040.09              2,873.88                 0.00                 146,402.63
   PO                                     0.00            290,300.55                 0.00               9,633,807.79